Form 10-K
period 1998-12-31
MERRILL LYNCH MOR INV GOLDEN NATL MOR LN AS BK CER 1998-GN1
filed 1999-03-29
CIK 1071460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ]     Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from   to

                        Commission File Number  333-24327-05

                       MERRILL LYNCH MORTGAGE INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-3416059
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

250 Vesey Street
World Financial Center, North Tower
New York, NY                                              10281
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code : (212) 449-1000

    Golden National Mortgage Loan Asset Backed Certificates, Series 1998-GN1
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

GOLDEN NATIONAL MORTGAGE LOAN ASSET BACKED CERTIFICATES,
     SERIES 1998-GN1
--------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to a Pool, the Trustee, the Servicer or Merrill Lynch Mortgage Investors, Inc., with respect to a Pool, other than ordinary routine litigation incidental to the duties of the Trustee or Servicer under the related Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of holders of each Class of Offered Certificates during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 1998, the number of holders of each Class of Offered Certificates was 25.

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Omitted.

    (2)  Financial Statement Schedules:

         Omitted.

    (3)  Exhibits:

     Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer,
        filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 1998.

     Current Reports on Form 8-K, dated, October 26, 1998, November 25, 1998 and December 28, 1998, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein

Date:  January 29, 1999         By:  /s/Thomas J. Provenzano
                                    -----------------------------
                                    Thomas J. Provenzano
                                    Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Annual Statement of Compliance
 99.2       Annual Independent Public Accountant's Servicing Report

EXHIBIT 99.1 -Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee




EXHIBIT 99.2 - Annual Independent Public Accountant's Servicing Report To be supplied upon receipt by the Trustee